Form 10QSB
period 1999-09-30
GO FATHOM GROUP INC
filed 2000-04-04
CIK 1092803

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

                                          Yes                No    X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                    1,000,000
----------------------------------                        ---------------------
Title of Class                                   Number of Shares outstanding
                                                         at September 30, 1999



Transitional Small Business Format     Yes            No    X

No exhibits included.




                              GO FATHOM GROUP, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            June 30,        September 30,
                                                                                              1999              1999




              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     108
              Accounts payable - related party                                                    993               993


              TOTAL LIABILITIES                                                             $   1,101         $   1,101

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Additional paid-in capital                                                                         15                15

Accumulated deficit during the development stage                                              (2,116)           (2,116)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,101)           (1,101)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




















                                The  accompanying  notes are an integral part of
the financial statements.



                              GO FATHOM GROUP, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  1999                 1998       September 30, 1999





REVENUES                                                                    $                     $                   $



OPERATING EXPENSES

  General and Administrative                                                                                                   1,101
  Amortization                                                                                               12                1,015


TOTAL OPERATING EXPENSES                                                                                     12                2,116


NET (LOSS)                                                                                        $        (12)       $      (2,116)

NET (LOSS) PER SHARE                                                        $                     $       (Nil)       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.



                              GO FATHOM GROUP, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  1999                 1998     September 30, 1999



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $                     $          12       $      (2,116)

  Add item not requiring the
   use of cash - amortization                                                                                12                1,015

  Increase (decrease) in accounts
   payable                                                                                                                     1,101



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                        1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $

























                 See accompanying Notes to Financial Statements.

                                               GO FATHOM GROUP, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1999


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three months ended September 30, 1999 and 1998, and the cash flows for the three months ended September 30, 1999 and 1998.

         Reference is made to the Company's Form 10SB filed on November 17, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2000.

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


                                                        GO FATHOM GROUP, INC.



Date:     April 2, 2000                                       By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                         authorized officer)